Form 10-K/A
period 2014-12-31
AmeriCredit Automobile Receivables Trust 2011-2; AFS SenSub Corp.; AMERICREDIT FINANCIAL SERVICES INC
filed 2015-06-17
CIK 1517134, 1347185, 1002761

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

None.

Explanatory Note:

The Form 10-K for the issuing entity’s fiscal year ended December 31, 2014 was originally filed on March 31, 2015. This Form 10-K/A is being filed to correct an error in the Section 302 Certification and to correct an error in Management’s Assertion attached to the Form 10-K as Exhibits 31.1 and 33.1. A corrected and updated Section 302 Certification and Management’s Assertion are attached to this Form 10-K/A as Exhibits 31.1 and 33.1.

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

ITEM 1117 OF REGULATION AB. (LEGAL PROCEEDINGS)

General Motors Financial Company, Inc. (the “Company”), the ultimate parent of the registrant, has been served with investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to its sub-prime auto finance business and securitization of subprime auto loans. In addition, the Company received a document request from the Securities and Exchange Commission in connection with its investigation into certain practices in subprime auto loan securitization. The Company is investigating these matters internally and believes the Company is cooperating with all requests. Such investigations could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AFS SenSub Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	AFS SENSUB CORP., as Depositor

By:	/s/ Chris A. Choate
Name: Chris A. Choate
Title: Executive Vice President and Chief Financial Officer
Dated: June 16, 2015

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